Form 10QSB
period 2001-03-31
FCF INC
filed 2001-05-15
CIK 1127575

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of1934 for the quarterly period ended March 31, 2001.

[ ] Transition report under Section 13 or 15(d) of the Securities ExchangeAct of 1934 for the transition period from ------------ to ------- -------

                         Commission file number: 000-32149

                                    FCF, INC.
                      ------------------------------------
        (Exact name of small business issuer as specified in its charter)



   Nevada                                                    33-0841778
(State or other jurisdiction of
 incorporation or organization)             (I.R.S. Employer Identification No.)


                     2980 Airway Avenue, Costa Mesa CA 92626
                   ------------------------------------------
               (Address of principal executive office) (Zip Code)
                                 (714) 637-1697
                             -----------------------
                           (Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes (XX)   No  (    )
-----           -----

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of March 31, 2001 was 6,000,000.

                                     INDEX

                                   FCF, Inc.
                                                                            PAGE
PART I - FINANCIAL INFORMATION                                                 2

         ITEM 1. Financial Statements (Unaudited)                              2
                  Condensed Balance Sheets as of March 31, 2000
                  and March 31, 2001                                           3
                  Condensed Statements of Operations for the Three
                  and Twelve Month Periods Ended March 31, 2001 and 2000       4
                  Condensed Statements of Cash Flows for the Twelve Month
                  Period Ended March 31, 2001 and 2000                         4
                  Notes to Condensed Financial Statements                      5

         ITEM 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                           8

PART II - OTHER INFORMATION                                                   10

         ITEM 1. Legal Proceedings                                            11
         ITEM 2. Changes in Securities                                        11
         ITEM 3. Defaults upon Senior Securities                              11
         ITEM 4. Submission of Matters to  Vote of Security Holders           11
         ITEM 5. Other Information                                            11
         ITEM 6. Exhibits and Reports on Form 8-K                             11

PART III - SIGNATURES                                                         11

ITEM 1. FINANCIAL STATEMENTS

As used herein, the term "Company" refers to FCF, Inc, a Nevada corporation, and its subsidiaries and predecessors unless otherwise indicated. Unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 2001 and statements of operations and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year.

                                    FCF, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                          March 31,    March 31,
                                                               2001         2000
ASSETS:
Current Assets
         Cash                                              $    145    $       0

Fixed Assets
         Airplane                                            77,423            0
         Capitalized Repairs and Upgrades                    36,046            0
         Total Fixed Assets                                 113,469            0

         Total Assets                                       113,614            0



LIABILITIES & STOCKHOLDERS' EQUITY
         Current Liabilities:
         Accounts Payable & Accrued Expenses                 30,358          750

         Stockholders' Equity
         Common Stock, Par value $.001
         Authorized 50,000,000 shares,
         Issued 6,000,000 Shares at March 31, 2001
         Issued 1,000,000 Shares at March 31, 2000            1,205        1,000

         Paid-In Capital                                    109,835            0

         Retained Deficit                                         0            0

         Deficit Accumulated During the Development Stage   (27,784)      (1,750)

         Total Stockholders' Equity                          83,256       (2,750)

Total Liabilities and Stockholders' Equity                $ 113,614    $       0

                                    FCF, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                    For the Three          For the Twelve
                                                     Months Ended            Month Ended
                                                        March 31              March 31,
                                                  2001         2000         2001        2000
Revenues                                     $       -  $         -  $         -  $        -

Expenses General and Administrative              1,533            -       26,784         375

Net Profit (Loss)                               (1,533) $        -       (26,784)       (375)

Basic & Diluted loss per share               $       -  $         -  $         -   $       -

                                    FCF, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                    For the Three          For the Twelve
                                                     Months Ended            Month Ended
                                                        March 31              March 31,
                                                  2001         2000         2001        2000
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Profit (Loss)                      (1,533) $         -  $   (26,784)       (375)

Adjustments to reconcile net loss to net cash
Provided by operating activities

Increase (Decrease) in:
         Accounts Payable & Accrued Expenses    27,338            -       30,358         375
         Fixed Assets                          (26,278)           -      (113,46)          -
         Net Cash Used in operating activities     473                      (145)          -

CASH FLOWS FROM INVESTING ACTIVITIES:
         Net cash provided by investing activities   -            -      109,835           -
         Capital contributed by shareholder          -            -          205           -

         Cash and Cash Equivalents
         at Beginning of Period                    618            -            -           -

         Cash and Cash Equivalents
         at End of Period                          145            -          145           -

                                   FCF, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
      FOR THE THREE AND TWELVE MONTH PERIODS ENDED MARCH 31, 2001, and 2000

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          This summary of accounting policies for FCF, Inc. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Reporting

          The unaudited financial statements as of March 31, 2001 and 2000 and for the three and 12 month periods then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and twelve months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Organization and Basis of Presentation

          FCF, Inc. is a development stage company as defined under Statements of Financial Accounting Standard Number 7. The Company was incorporated under the laws of the State of Nevada on November 5, 1998 as First Consolidated Securities, Inc. The Company ceased all operating activities during the period from November 5 to October 20, 2000 and was considered dormant. Since October 20, 2000, the Company is in the development stage, and has not commenced planned principal operations.

          On December 15, 2000, the Articles of Incorporation where amended to change the Company's name from First Consolidated Securities, Inc. to FCF, Inc. and authorized the increase of Common Shares to 50,000,000.

Nature of Business

          On December 31, 2000, in exchange for 1,000,000 shares of FCF, Inc. common stock, FCF, Inc acquired all outstanding stock of Wayne Aircraft Company (WAC). WAC is a development stage company as defined under Statements of Financial Accounting Standard Number 7. All assets and liabilities were recorded at historical values in a manner to that of a pooling of interests. WAC was incorporated under the laws of the State of Nevada on May 23, 2000 for the purpose of operating an air taxi service. WAC is a development stage company in the process of preparing to start operations on April 1, 2001. On October 1, 2000, the WAC purchased an existing Air Carrier Certificate from ASI Acquisition, Inc., which had acquired it from Emerald Air, Inc. An Air Carrier Certificate authorizes WAC operate commuter and on demand aircraft operations under the provisions of Part 135 of the Federal Air Regulations. The Federal Aviation Agency (FAA) issues air carrier certificates. In November 2000 the WAC purchased a Cessna Centurion model T210L airplane.

Cash and Cash Equivalents

          For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Pervasiveness of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value

          Unless otherwise indicated, the fair value of all reported assets and liabilities which represent financial instruments (none of which were held for trading purposes) approximate carrying value of such instruments.


                                    FCF, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
      FOR THE THREE AND TWELVE MONTH PERIODS ENDED MARCH 31, 2001, and 2000

Fixed Assets

          Fixed assets are recorded at cost. Depreciation is computed by the straight-line method over estimated useful lives, which is principally between five and seven years. Expenditures for maintenance and repairs are charged to expenses as incurred. Upgrades prior to entering service are capitalized. After entering service, all upgrades are charged to expenses as incurred.

Net Income (Loss) Per Share

          Net loss per share is computed base on the weighted average number of shares of common stock outstanding.

Income Taxes

          As of March 31, 2001, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $27,784 that may be offset against future taxable income through 2011. Current tax laws limit the amount of loss available to be offset against future income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income will be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 2 - FIXED ASSETS

         A summary is as follows:

                                     Airplane                      $   41,260.00
                                     Airplane Engine                   35,000.00
                                     FAA 135 required upgrades         36,046.00
                                                                   -------------
                                                                   $  113,469.00

NOTE 3 - AIR CARRIER CERTIFICATE

          An Air Carrier Certificate authorizes the Company to operate commuter and on demand aircraft operations under the provisions of Part 135 of the Federal Air Regulations. The Federal Aviation Agency (FAA) issues air carrier certificates. This certificate does not have an expiration date. This expenditure has been expensed.

          A summary is as follows:

          Air Carrier Certificate $ 18,780.00

NOTE 4 - DEVELOPMENT STAGE COMPANY

          The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

NOTE 5 - COMMITMENTS

          As of December 31, 2000 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the Company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 6 - STOCKHOLDER'S EQUITY

          On December 31, 2000, the Company issued 1,000,000 shares of common stock to ASI Acquisition, Inc. in exchange for all outstanding stock of Wayne Aircraft Company.

          On January 31, 2001 the Company split its outstanding shares 3 for 1 increasing the outstanding common stock from 2,000,000 shares to 6,000,000 shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

          This Quarterly Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to continue its expansion strategy, changes in costs of raw materials, labor, and employee benefits, as well as general market conditions, competition and pricing. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward- looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements including herein, the inclusion of such information should not be regarded as are presentation by the Company or any other person that the objectives and plans of the Company will be achieved.

          As used herein the term "Company" refers to FCS, Inc., a Nevada corporation and its predecessors, unless the context indicates otherwise. The Company is currently a development stage company preparing to commence business in approximately thirty days.

          On December  31,  2000,  the Company  acquired  100% of the issued and outstanding stock of Wayne Aircraft Company for 1,000,000 shares of FCS, Inc. common stock. Wayne Aircraft Company will operate as a 100% owned subsidiary. Wayne Aircraft Company, a Nevada corporation, was incorporated on May 23, 2000 for the purpose of operating an air taxi service from John Wayne Airport in Orange County, California. Wayne Aircraft Company is a development stage company that started operations on April 1, 2001.

          Wayne Aircraft obtained an existing Air Carrier Certificate from ASI Acquisition Corp. that it had obtained from Emerald Air, Inc. on October 1, 2000. An Air Carrier Certificate authorizes Wayne Aircraft Company to operate commuter and on demand air craft operations under the provisions of Part 135 of the Federal Air Regulations. Air carrier certificates are issued by the Federal Aviation Agency.

          In November 2000 Wayne Aircraft purchased a Cessna Centurian model T210L airplane. This aircraft is currently being completely reconditioned with a new engine, new electronics, new paint and interior. This reconditioning is necessary in order to comply with the requirements of the Air Carrier Certificate. This work is being done at Jay's Aircraft Maintenance at John Wayne Airport.

          Wayne Aircraft has also arranged to lease a Cessna Golden Eagle model 421C Aircraft. This aircraft is in full compliance of the air carrier requirements and is ready for service at this time. Wayne Aircraft employs one pilot that has all of the required qualifications to operate the aircraft. The Company, through Wayne Aircraft, plans to offer short-range air charter service from John Wayne Airport, Long Beach Airport, and Ontario Airport. Short-range trips are two hours flying time or approximately 400 miles. At this time there is no one offering this service in similar aircraft.

          The only other service available at this time is from twelve air charter services all using jet aircraft. The cost of operating a jet aircraft Cessna Citation, Lear, or Gulf Stream is from three to five times greater than operating the aircraft Wayne Aircraft will be using. This difference will allow Wayne Aircraft to enjoy a significant price advantage in the market place.

          RESULTS OF OPERATIONS

          The Company had no sales or sales revenues for the three months ended March 31, 2001 or 2000. The Company recorded net loss of $27,784 for the twelve months ended March 31, 2001 compared to $485 loss for the same period in 2000.

         CAPITAL RESOURCES AND LIQUIDITY

          At March 31, 2001, the Company had total current assets of $145 and total assets of $113,614 as compared to $0 current assets and $0 total assets at March 31, 2000. The Company had a net working capital of $145 at March 31, 2001 and a net working capital of $0 March 31, 2000.

          Net stockholders' equity in the Company was $83,256 as of March 31, 2001 and a net deficit of $2,750 at March 31, 2000.

PART II-OTHER INFORMATION

         CHANGE IN CONTROL OF ISSUER

          On April 1, 2001 Robert L. Cashman acquired 3,500,000 shares of FCF, Inc. from ASI Acquisition Corp. giving Robert L. Cashman 58% of the outstanding stock in FCF, Inc. Robert L. Cashman transferred to ASI
          Acquisition Corp. One hundred fifty thousand (150,000) shares of Pacific Ocean Restaurants, Inc. in exchange for the 3,500,000 shares of FCF, Inc. Robert L. Cashman has owned the Pacific Ocean Restaurants, Inc. shares for more than three years. ASI Acquisition Corp. continues as a shareholder owning 1,900,000 shares. ASI Acquisition Corp. is a venture capital lender or investor. Cashman is not an officer , or director, or shareholder of ASI Acquisition Corp. Cashman's daughter, Karen Fowler is employed by ASI Acquisition Corp.

         Changes in Corporate Management Position

          On December 15, 2000 the board of directors of the Issuer elected Robert L. Cashman to be a member of the board of directors and to the position of President.

         John Vilagi continues as a director and was elected Vice President.

         The following is a brief outline of Robert L. Cashman's experience.

          Mr. Cashman is Chairman, senior partner and 100% owner of The Charleston Group, a successful private investment banking and consulting firm. Mr. Cashman has been involved in merger, acquisition, reorganization, liquidation, and public offering transactions throughout his entire business career. He has personally directed several transactions including IPO's, secondary offerings, shell reverse mergers and private placements. In his first 12 years out of college, Mr. Cashman developed a dynamically growing insurance company that qualified him for the prestigious Young Presidents' Organization. After successfully selling the company in 1972, he worked in the merger and acquisition field until 1977, when he acquired Pacific Envelope Co. Under his management Pacific Envelope's dramatic growth enabled the company to qualify for the Inc. Magazine 500 fastest growing companies for five successive years. In 1993 Mr. Cashman was appointed to Inc. Magazine's Hall of Fame, one of only 26 people so honored. Mr. Cashman has continued to be active in the business-consulting field. Mr. Cashman is currently a member of the Orange County Airport Commission, operators of John Wayne Airport and is Chairman of the City of Anaheim Private Industry Council. He sits on the Board of Directors of several corporations, both public and private. He has been active in many civic organizations, including serving on one of the Los Angeles Olympic Organizing Committees, serving on the governing Board of the National YMCA, has been active in the Boy Scouts, the National Eagle Scout Association and numerous other blue ribbon committees. He earned a BS degree in Business Administration from UCLA in 1956.

ITEM 1. LEGAL PROCEEDINGS

         None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None/Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         None/Not Applicable.

ITEM 5. OTHER INFORMATION
         None.

ITEM 6. EXHIBITS AND REPORTS on FORM 8-K

          (a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits in the Index to Exhibits of this Form10-QSB, and are incorporated herein by reference.

          (b) Reports on Form 8-K. The Company filed a report on Form 8-K on December 31, 200 and a Form 8-K12G3 AMENDED Report on April 10, 2001.

          The reports disclose the following:

               1. Changing the name of the Company from First Consolidated Financial Corp to FCF, Inc.;

               2. Robert L. Cashman elected president;

               3. Sale of 3,500,000 shares of the compan s common stock by ASI Acquisition Corp to Robert L. Cashman changing control of the Company to Robert L. Cashman;

               4. Acquisition of 100% of the stock of Wayne Aircraft Company for 1,000,000 shares of FCF, Inc. common stock; and,

               5. Stock split three shares for every one.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 10th day of May 2001.

FCF, Inc..
/s/ Robert L. Cashman
---------------------
Robert L. Cashman
President and Director
May 10, 2001